Form 10-Q
period 2026-06-30
Grayscale Hyperliquid Staking ETF
filed 2026-08-07
CIK 2107730

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-43316

Grayscale Hyperliquid Staking ETF

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-6781242
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC

290 Harbor Drive, 4th Floor

Stamford, Connecticut 06902

(Address of Principal Executive Offices) (Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale Hyperliquid Staking ETF Shares	HYPG	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of Shares of the registrant outstanding as of August 3, 2026: 5,670,000

Grayscale® HYPERLIQUID staking ETF

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Hyperliquid Staking ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Risk Factors” of our Registration Statement on Form S-1 (File No. 333-294493), filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2026 (as amended and supplemented from time to time, the “Registration Statement”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 28.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE HYPERLIQUID STAKING ETF

STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

June 30, 2026(1)
Assets:
Investment in HYPE, at fair value (cost $123,464 as of June 30, 2026)	$127,103
Total assets	$127,103
Liabilities:
Sponsor’s Staking Fee payable, related party	$1
Sponsor’s Fee payable, related party	-
Total liabilities	1
Net assets	$127,102
Shares issued and outstanding, no par value (unlimited Shares authorized)	5,490,000
Principal Market NAV per Share	$23.15

(1)
No comparative financial statements have been provided as the Trust’s operations commenced on June 3, 2026.

See accompanying notes to the unaudited financial statements.

GRAYSCALE HYPERLIQUID STAKING ETF

SCHEDULE OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of HYPE and percentages)

June 30, 2026(1)
	Quantity of HYPE	Cost	Fair Value(2)	% of Net Assets
Investment in HYPE	1,941,395.06111666	$123,464	$127,103	100%
Total Investment		$123,464	$127,103	100%
Liabilities in Excess of Other Assets			$(1)	0%
Net assets			$127,102	100%
(1)
No comparative financial statements have been provided as the Trust’s operations commenced on June 3, 2026.
(2)
Investment in HYPE includes $121,908 of staked HYPE at June 30, 2026.

See accompanying notes to the unaudited financial statements.

GRAYSCALE HYPERLIQUID STAKING ETF

STATEMENT OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

June 3, 2026 (the Commencement of the Trust's Operations) to June 30, 2026(1)
Investment income:
Staking Reward income	$30
Investment income	-
Total Investment income	$30
Expenses:
Sponsor's Staking Fee, related party	$6
Sponsor’s Fee, related party	7
Net expenses	13
Net investment income	17
Net realized and unrealized gain from:
Net realized gain (loss) on investment in HYPE sold to pay Sponsor's Fee	-
Net realized gain (loss) on investment in HYPE sold for redemption of Shares	-
Net change in unrealized appreciation/depreciation on investment in HYPE	3,639
Net realized and unrealized gain	3,639
Net increase in net assets resulting from operations	$3,656

(1)
No comparative financial statements have been provided as the Trust’s operations commenced on June 3, 2026.

See accompanying notes to the unaudited financial statements.

GRAYSCALE HYPERLIQUID STAKING ETF

STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

June 3, 2026 (the Commencement of the Trust's Operations) to June 30, 2026(1)
Increase in net assets from operations:
Net investment income	$17
Net realized gain (loss) on investment in HYPE sold to pay Sponsor's Fee	-
Net realized gain (loss) on investment in HYPE sold for redemption of Shares	-
Net change in unrealized appreciation/depreciation on investment in HYPE	3,639
Net increase in net assets resulting from operations	3,656
Increase in net assets from capital share transactions:
Shares issued	122,946
Shares redeemed	-
Net increase in net assets resulting from capital share transactions	122,946
Total increase in net assets from operations and capital share transactions	126,602
Net assets:
Beginning of period	500
End of period	$127,102
Change in Shares outstanding:
Shares outstanding at beginning of period	20,000
Shares issued	5,470,000
Shares redeemed	-
Net increase in Shares	5,470,000
Shares outstanding at end of period	5,490,000

(1)
No comparative financial statements have been provided as the Trust’s operations commenced on June 3, 2026.

See accompanying notes to the unaudited financial statements.

GRAYSCALE HYPERLIQUID STAKING ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Hyperliquid Staking ETF (the “Trust”) is a Delaware Statutory Trust that was formed on January 8, 2026 and commenced operations on June 3, 2026. The Trust’s investment objective is for the value of the Shares (based on HYPE per Share) to reflect the value of the Hyperliquid tokens (“HYPE”) held by the Trust and to reflect rewards from Staking a portion of the Trust’s HYPE, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain authorized participants (“Authorized Participants”) in exchange for HYPE.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on June 2, 2026 and the Shares were listed and began trading on Nasdaq Stock Market LLC (“NASDAQ”) under the symbol “HYPG” on June 3, 2026.

On June 2, 2026, the Grayscale Investments Sponsors, LLC (in such capacity, the “Seed Capital Investor”), purchased 20,000 Shares at a per-Share price of $25.00 (the “Seed Baskets”), for total proceeds to the Trust of $500,000. Grayscale Investments Sponsors, LLC did not receive from the Trust, or any of its affiliates, any fee or other compensation in connection with the initial seed sale.

Grayscale Investments Sponsors, LLC, the sponsor of the Trust (“GSIS” or the “Sponsor”), is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

The Trust may receive staking rewards as a result of the Trust’s Staking pursuant to the Staking Arrangements.

Staking on the Hyperliquid Network refers to the use of HYPE, or the permission for HYPE to be used through an agent or otherwise, in the Hyperliquid Network’s proof-of-stake validation protocol in exchange for the receipt of staking rewards paid in-kind (“Staking”). The Trust Agreement permits the Trust to engage in Staking, and on June 3, 2026, the Trust commenced Staking pursuant to the Staking Arrangements. The Sponsor has caused, and from time to time may cause, the Trust to enter into written arrangements (the “Staking Arrangements”) with the Custodian and one or more third party staking providers (each, a “Staking Provider”), pursuant to which a portion of the Trust’s HYPE is made available for staking through validator operations conducted by such Staking Providers (“Provider-Facilitated Staking”). The Custodian and the applicable Staking Provider are entitled to receive a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”), with the remaining staking rewards received by the Trust, as discussed in Note 6.

Liquidity Providers facilitate the purchase and sale of HYPE in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in HYPE transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

The custodian of the Trust is Anchorage Digital Bank N.A. (the “Custodian”). The Custodian is responsible for the safekeeping of the Trust’s HYPE and maintains such assets in custody accounts established for the benefit of the Trust. The Custodian controls the private keys associated with the Trust’s HYPE and facilitates the deposit of HYPE from external blockchain addresses into the Trust’s custody accounts, as well as the withdrawal of HYPE from such accounts to blockchain addresses designated in accordance with the Custodian Agreement. Fees payable to the Custodian in connection with the custodial services provided under the Custodian Agreement are Sponsor-paid expenses.

The transfer agent for the Trust (the “Transfer Agent”) is The Bank of New York Mellon. The responsibilities of the Transfer Agent are to (1) facilitate the issuance and redemption of shares of the Trust; (2) respond to correspondence by Trust shareholders and others relating to its duties; (3) maintain shareholder accounts; and (4) make periodic reports to the Trust. The co-transfer agent for the Trust (the “Co-Transfer Agent”) is Continental Stock Transfer & Trust Company.

The administrator for the Trust (the “Administrator”) is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing provides administration and accounting services to the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

The marketing agent for the Trust (the “Marketing Agent”) is Foreside Fund Services, LLC. The Marketing Agent provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records.

The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in HYPE, in accordance with the terms of the Trust Agreement. Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of HYPE and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

The Sponsor has committed to cause the Trust to abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. In furtherance of that commitment, the Custodian Agreement provides that the Trust will abandon irrevocably for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time, all Incidental Rights or IR Virtual Currency, except any such asset as to which the Trust previously took an Affirmative Action or that was previously subject to a Prospective Abandonment. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions to acquire any Incidental Rights or IR Virtual Currency, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NASDAQ seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent.

On June 3, 2026, Shares of the Trust began trading on NASDAQ following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-294493). The Trust’s trading symbol on NASDAQ is “HYPG” and the CUSIP number for its Shares is 389936105.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and results of operations for the period from June 3, 2026 (the commencement of the Trust's operations) to June 30, 2026 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements as of April 22, 2026 included in our Registration Statement on Form S-1.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. As such, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented. The Trust uses fair value as its method of accounting for HYPE in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in HYPE, including receiving HYPE for the creation of Shares and delivering HYPE for the redemption of Shares and for the payment of the Sponsor’s Fee and Sponsor’s Staking Fee. The Sponsor will determine the Trust’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

Cash and Cash Equivalents

Generally, the Trust does not intend to hold cash, except in connection with cash orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for HYPE in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that HYPE is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives HYPE in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of HYPE traded on each Digital Asset Market in the trailing twelve months.

Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading

Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of HYPE for Share creations and the delivery of HYPE for Share redemptions, or for payment of expenses in HYPE. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in HYPE.

Hyperliquid Staking

The Trust earns staking rewards by delegating a portion of its HYPE on the Hyperliquid Network’s proof-of-stake consensus protocol. The Sponsor has entered into contractual arrangements with the Custodian and one or more third-party staking service providers, which may include affiliates of the Custodian or other institutional validators, to facilitate the staking of the Trust’s HYPE. The Trust retains control of its HYPE throughout the staking process. The delegation of HYPE for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the HYPE is not transferred to the validator or staking provider. Accordingly, the staked HYPE is not derecognized under ASC Topic 610-20, Other Income, Gains and Losses from the Derecognition of Nonfinancial Assets, or ASC Topic 350-60, Intangibles, Goodwill and Other, Crypto Assets.

The Trust recognizes staking rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the staking arrangements, the validator (e.g., the Custodian or other staking provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of HYPE), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Hyperliquid protocol, net of Validator Fees.

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol). Staking rewards are received in HYPE, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch), in accordance with ASC 606.

Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after Validator Fees are deducted. As such, the Trust presents staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled. Staking revenue is recorded as staking reward income on the Statements of Operations.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the ‘exit price’) in an orderly transaction between market participants at the measurement date.

U.S. GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•
Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, these valuations do not entail a significant degree of judgment.
•
Level 2 – Valuations based on quoted prices in markets that are not active or for which significant inputs are observable, either directly or indirectly.
•
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary by investment. To the extent that valuations are based on sources that are less observable or unobservable in the market, the determination of fair value requires more judgment. Fair value estimates do not necessarily represent the amounts that may be ultimately realized by the Trust.

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in HYPE	$127,103	$127,103	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statement of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor’s Fee, related party, and Sponsor’s Staking Fee, related party, are included in the accompanying Statement of Operations.

3. Fair Value of HYPE

HYPE is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026, the Trust held 1,941,395.06111666 HYPE.

The Trust determined the fair value per HYPE to be $65.47 on June 30, 2026, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of HYPE and the respective fair value:

(Amounts in thousands, except HYPE amounts)	Quantity	Fair Value
Balance at June 3, 2026 (the Commencement of the Trust's Operations)	7,070.13574661	$500
HYPE contributed	1,934,041.80771009	122,946
HYPE redeemed	-	-
Staking reward income	456.23409406	30
HYPE distributed for Sponsor’s Fee, related party	(97.61976679)	(7)
HYPE distributed for Sponsor’s Staking Fee, related party	(75.49666731)	(6)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in HYPE	-	-
Net change in unrealized appreciation/depreciation on investment in HYPE	-	3,639
Net realized gain (loss) on investment in HYPE sold to pay Sponsor's Fee	-	-
Net realized gain (loss) on investment in HYPE sold for redemption of Shares	-	-
Balance at June 30, 2026	1,941,395.06111666	$127,102

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of HYPE to the Trust or the distribution of HYPE by the Trust. The amount of HYPE required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of HYPE owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of HYPE representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.3536 of one HYPE at June 30, 2026.

As of the date of this Quarterly Report, Authorized Participants may submit orders to create or redeem Shares through transactions that are referred to as “cash orders” or “in-kind orders”, in accordance with the agreements with Authorized Participants.

June 3, 2026 (the Commencement of the Trust's Operations) to June 30, 2026
Activity in Number of Shares Issued and Redeemed:
Shares issued	5,470,000
Shares redeemed	-
Net Change in Number of Shares Issued and Redeemed	5,470,000

(Amounts in thousands)	June 3, 2026 (the Commencement of the Trust's Operations) to June 30, 2026
Activity in Value of Shares Issued and Redeemed:
Shares issued	$122,946
Shares redeemed	-
Net Change in Value of Shares Issued and Redeemed	$122,946

HYPE receivable represents the value of HYPE covered by contractually binding orders for the creation of Shares where the HYPE has not yet been transferred to the Trust’s account. Generally, ownership of the HYPE is transferred within no more than two business days of the trade date.

As of June 30,
(Amounts in thousands)	2026
HYPE receivable	$-

HYPE payable represents the value of HYPE covered by contractually binding orders for the redemption of Shares where the HYPE has not yet been transferred out of the Trust’s account. Generally, ownership of the HYPE is transferred within no more than two business days of the trade date.

As of June 30,
(Amounts in thousands)	2026
HYPE payable	$-

5. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, with respect to staking and including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the period from June 3, 2026 (the commencement of the Trust's operations) to June 30, 2026, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: Digital Currency Group, Inc. (“DCG”), Grayscale Operating, LLC (“GSO”), GSIS, and Grayscale Securities, LLC. As of June 30, 2026, 25,999 Shares of the Trust were held by related parties of the Trust.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.29% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in HYPE daily in arrears. The amount of HYPE payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of HYPE used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of HYPE is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the period from June 3, 2026 (the commencement of the Trust's operations) to June 30, 2026.

Pursuant to the Staking Arrangements, the Custodian and the applicable Staking Provider are entitled to receive a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards

(collectively, the “Validator Fees”), with the remaining staking rewards received by the Trust. In addition, the Sponsor is entitled to receive a fee equal to a portion of the staking rewards, payable in HYPE, which accrues daily in U.S. dollars and is calculated as a per annum percentage of the staking rewards received by the Trust, as directed by the Sponsor in its sole discretion (the “Sponsor’s Staking Fee”). The Sponsor’s Staking Fee is payable daily in arrears. The Sponsor’s Staking Fee and the Validator Fees together represent an aggregate of 25% of the gross staking rewards generated under the Staking Arrangements. A portion of the gross staking rewards is paid to non-related parties and the Trust receives and retains the remainder of such gross staking rewards.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Vault Balance HYPE in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such HYPE into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such HYPE in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time.

For the period from June 3, 2026 (the commencement of the Trust's operations) to June 30, 2026, the Trust incurred Sponsor’s Fees of $6,351. As of June 30, 2026, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the period from June 3, 2026 (the commencement of the Trust's operations) to June 30, 2026, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

For the period from June 3, 2026 (the commencement of the Trust's operations) to June 30, 2026, the Trust incurred Sponsor’s Staking Fees of $6,364.

On June 2, 2026, the Sponsor (in such capacity, the “Seed Capital Investor”), purchased 20,000 Shares at a per-Share price of $25.00 (the “Seed Baskets”), for total proceeds to the Trust of $500,000. The Sponsor did not receive from the Trust, or any of its affiliates, any fee or other compensation in connection with the initial seed sale.

7. Concentration Risk

The Trust’s investment portfolio is concentrated in HYPE, and its net asset value and results of operations are directly affected by the price of HYPE, which has historically been highly volatile. As a result, the Trust may experience significant fluctuations in net asset value, including periods of substantial losses. This concentration also exposes the Trust to risks specific to HYPE and its supporting infrastructure, including market liquidity constraints and operational or cybersecurity risks associated with the custody and transfer of HYPE.

8. Financial Highlights Per Share Performance

June 3, 2026 (the Commencement of the Trust's Operations) to June 30, 2026(1)
Per Share Data:
Principal Market NAV, initial creation(2)	$25.00
Net decrease in net assets from investment operations:
Net investment income	0.01
Net realized and unrealized loss	(1.86)
Net decrease in net assets resulting from operations	(1.85)
Principal Market NAV, end of period	$23.15
Total return(3)	-7.40%
Ratios to average net assets:
Net investment income	0.77%
Sponsor's Fee	-0.28%
Sponsor's Staking Fee	-0.28%
Net expenses	-0.56%

(1)
No comparative financial statements have been provided as the Trust’s operations commenced on June 3, 2026.
(2)
Represents the Seed Baskets.
(3)
Total return represents the change from the Principal Market NAV per Share of the Seed Baskets to the period end Principal Market NAV per share. The weighted average NAV per Share of non-seed creations during the period was $22.48, which would represent a total return of 2.98%.

Ratios of net investment income (loss) and expenses to average net assets have been annualized.

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions. The amount shown for a Share outstanding throughout the period may not correlate with the Statement of Operations for the period due to the number of Shares issued in Creations occurring at an operational value derived from an operating metric as defined in the Trust Agreement.

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the period and assuming redemption on the last day of the period.

9. Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian, as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard.

10. Subsequent Events

On August 5, 2026, the Trust made a cash distribution (the “August Distribution”) to shareholders derived from a portion of the HYPE received as staking rewards from the Trust’s staking activities. The August Distribution totaled $163,424, or $0.029079 per Share, and was declared with an ex-dividend date and record date of August 4, 2026, and payable on August 5, 2026. The distributions reduced the Trust’s HYPE holdings through the sale of HYPE to generate cash.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report or in “Risk Factors” and “Forward-Looking Statements” or other sections of our Registration Statement on Form S-1.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds HYPE and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of HYPE. On June 2, 2026, in connection with the approval of application under the Generic Listing Standards and the effectiveness of the registration statement on Form S-1, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NASDAQ on June 3, 2026, following the effectiveness of the Trust’s registration statement on Form S-1. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for HYPE. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on the HYPE per Share) to reflect the value of the HYPE held by the Trust, including HYPE earned as Staking Consideration, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in HYPE, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to HYPE. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Staking

On June 3, 2026, the Trust began staking its HYPE pursuant to staking arrangements with the Custodian and certain third-party staking providers and earns staking rewards in the form of additional HYPE (“Staking Consideration”). The amount of Staking Consideration received by the Trust is influenced by factors including Hyperliquid Network conditions, protocol-level reward rates, the amount of HYPE held by the Trust and the portion of the Trust’s HYPE that is staked, and the Trust does not expect Staking Consideration to be earned at a consistent rate. Staking also introduces operational and liquidity considerations, including that staked HYPE may be inaccessible for a period of time required to un-stake and withdraw HYPE under Hyperliquid Network protocols and the Trust’s dependence on third-party staking providers for the execution of staking activities.

Pursuant to the Trust’s staking arrangements and the Trust Agreement, a portion of gross Staking Consideration is allocated among the Custodian, the applicable staking providers and the Sponsor (the “Sponsor’s Staking Fee”), with the remainder retained by the Trust. Staking Consideration retained by the Trust increases the Trust’s HYPE holdings, while distributions or sales of HYPE reduce the Trust’s HYPE holdings. The Trust may distribute Staking Consideration (in HYPE or cash from the sale of HYPE) to shareholders at the Sponsor’s discretion and subject to the Trust Agreement.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of HYPE by the Trust in connection with Share creations and the delivery of HYPE by the Trust in connection with Share redemptions or for payment of expenses in HYPE. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in HYPE.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for HYPE in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that HYPE is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives HYPE in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
•
Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of HYPE traded on each Digital Asset Market in the trailing twelve months.
•
Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.
•
Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for HYPE in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Period from June 3, 2026 (the Commencement of the Trust's Operations) to June 30, 2026

(All amounts in the following table and the subsequent paragraphs, except Share, HYPE and price of HYPE amounts, are in thousands)

June 3, 2026 (the Commencement of the Trust's Operations) to June 30, 2026(1)
Net realized and unrealized gain on investment in HYPE	$3,639
Net increase in net assets resulting from operations	$3,656
Net assets(1)	$127,102

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of HYPE on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in HYPE for the period from June 3, 2026 (the commencement of the Trust's operations) to June 30, 2026 was $3,639. Net realized and unrealized gain on investment in HYPE for the period was driven by HYPE price fluctuations during the period from June 3, 2026 (the commencement of the Trust’s operations) to June 30, 2026. Net increase in net assets resulting from operations was $3,656 for the period from June 3, 2026 (the commencement of the Trust's operations) to June 30, 2026, which consisted of the net realized and unrealized gain on investment in HYPE, and the net investment income of $17. Net assets increased to $127,102 at June 30, 2026. The increase in net assets resulted from the contribution of approximately 1,934,042 HYPE with a value of $122,946 to the Trust in connection with Share creations and the contribution of approximately 456 HYPE with a value of $30 to the Trust in connection with Staking Rewards, partially offset by the withdrawal of approximately 98 HYPE to pay the foregoing Sponsor’s Fee and the withdrawal of approximately 75 HYPE to pay the foregoing Sponsor’s Staking Fee and the payable of approximately 21 HYPE to pay the foregoing Sponsor’s Staking Fee during the period.

Cash Resources and Liquidity

The Trust only receives and holds cash in order to facilitate creations and redemptions pursuant to Cash Orders, and has not otherwise had or maintained a cash balance at any time since inception. When selling HYPE in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of HYPE needed to pay expenses in order to minimize the Trust’s holdings of assets other than HYPE. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

Generally, the Trust does not intend to hold cash, except in connection with Cash Orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expenses of the Trust during the periods covered by this Quarterly Report were the Sponsor’s Fee and Sponsor’s Staking Fee.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

As of June 30,
2026
Price of HYPE on principal market	$65.47
Principal Market NAV per Share(1)	$23.15
Principal Market NAV(1)	$127,101,789
Index Price	$65.44
NAV per Share(2)	$23.14
NAV(2)	$127,043,548

(2)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of HYPE based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(3)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026 were Bitfinex, Bitget, Bitstamp by Robinhood, Bybit, CEX.IO, Gate, Gemini, Kraken, KuCoin, and OKX. See “Business—Overview of the Hyperliquid Industry and Market—The Index and the Index Price” in our Registration Statement for a description of the Index and the Index Price.

The Trust reflects creations and redemptions and the HYPE for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the trade date, which is the business day an accepted creation or redemption order is placed by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the HYPE for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the HYPE are delivered or removed from the Trust for settlement.

Historical NAV and HYPE Prices

As movements in the price of HYPE will directly affect the price of the Shares, investors should understand recent movements in the price of HYPE. Investors, however, should also be aware that past movements in the HYPE price are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from June 3, 2026 (the commencement of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “ Business—Overview of the Hyperliquid Industry and Market—The Index and the Index Price” in our Registration Statement on Form S-1.

The following table illustrates the movements in the Index Price from June 3, 2026 (the commencement of the Trust’s operations) to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of June 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
June 3, 2026 (the Commencement of the Trust’s Operations) to June 30, 2026	$63.97	$73.35	6/3/2026	$53.89	6/10/2026	$65.44	$65.44

The following table illustrates the movements in the Digital Asset Market price of HYPE, as reported on the Trust’s principal market, from June 3, 2026 (the commencement of the Trust’s operations) to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
June 3, 2026 (the Commencement of the Trust’s Operations) to June 30, 2026	$63.96	$73.36	6/3/2026	$53.86	6/10/2026	$65.47	$65.47

Effective June 3, 2026, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NASDAQ. The following chart sets out the historical closing prices for the Shares as reported by NASDAQ and the Trust’s NAV per Share from June 3, 2026 to June 30, 2026.

HYPG Premium/(Discount): HYPG Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NASDAQ divided by the Trust’s NAV per Share from June 3, 2026 to June 30, 2026.

HYPG Premium/(Discount): HYPG Share Price vs. NAV per Share (Non-GAAP) (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings last reported under “Legal Proceedings” of our Registration Statement on Form S-1 filed with the SEC on June 1, 2026 (our “Registration Statement”).

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Risk Factors” of our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the period from June 3, 2026 (the commencement of the Trust's operations) to June 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of HYPG Redeemed	Average Price Paid per Share of HYPG(1)
June 3, 2026 - June 30, 2026	-	-
Total	-	$-
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1#	Certificate of Trust (incorporated by reference to Exhibit 3.1 to the Trust’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 20, 2026).

4.1#

Amended and Restated Declaration of Trust and Trust Agreement, by and among CSC Delaware Trust Company, as trustee, and Grayscale Investments Sponsors, LLC, as sponsor (incorporated by reference to Exhibit 4.1 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 22, 2026).

4.2#	Form of Participant Agreement (incorporated by reference to Exhibit 4.2 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 22, 2026).

4.3#

Amendment No. 1 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.3 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 28, 2026).

10.1†#	Custodian Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 22, 2026).

10.2†#

Staking Addendum to the Custodian Agreement (incorporated by reference to Exhibit 10.2 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 22, 2026).

10.3†#

Fund Administration and Accounting Agreement (incorporated by reference to Exhibit 10.3 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 22, 2026).

10.4†#

Index License Agreement, dated February 1, 2022, between the Sponsor, and the Index Provider (incorporated by reference to Exhibit 10.3 to the Trust’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 20, 2026).

10.5†#

Amendment No.1 to the Index License Agreement, dated June 20, 2023, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.4 to the Trust’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 20, 2026).

10.6†#

Amendment No. 6 to the Index License Agreement, dated March 1, 2025, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.5 to the Trust’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 20, 2026).

10.7†#	Marketing Agent Agreement (incorporated by reference to Exhibit 10.7 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 22, 2026).

10.8†#	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.8 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 22, 2026).

10.9†#	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.9 to the Trust’s Current Report on Form S-1 filed with the Securities and Exchange Commission on March 20, 2026).

10.10†#

Master Services Agreement, dated August 6, 2020, between the Sponsor and the Secondary Index Provider (incorporated by reference to Exhibit 10.10 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 20, 2026).

10.11#	Form of Liquidity Provider Agreement (incorporated by reference to Exhibit 10.11 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 22, 2026).

10.12†#

Amendment No. 2 to the Marketing Agent Agreement (incorporated by reference to Exhibit 10.12 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 22, 2026).

10.13†#

Amendment No. 5 to the Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.13 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 22, 2026).

10.14†#

Amendment No. 5 to the Fund Administration and Accounting Agreement (incorporated by reference to Exhibit 10.14 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 22, 2026).

10.15#

Form of Lock-Up And Retention Agreement (incorporated by reference to Exhibit 10.15 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 29, 2026).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†

Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has been determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the Registrant treats as private or confidential.

#	Previously filed.

Glossary of Defined Terms

“Actual Exchange Rate”—With respect to any particular asset, at any time, the price per single unit of such asset (determined net of any associated fees) at which the Trust is able to sell such asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price.

“Additional Trust Expenses”—Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Administrator Fee”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“Affirmative Action”—A decision by the Trust to acquire or abandon specific Incidental Rights and IR Virtual Currency at any time prior to the time of a creation or redemption of Shares.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders.

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent and (iii) in the case of creations or redemptions through In-Kind Orders must also own, or their AP Designee (as defined above) must own, a HYPE wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

“Basket”—A block of 10,000 Shares.

“Basket Amount”—On any trade date, the amount of HYPE required as of such trade date for the creation or redemption of a Basket, as determined by dividing (x) the amount of HYPE owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of HYPE representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one HYPE (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

“Blockchain” or “Hyperliquid Blockchain”—The public transaction ledger of the Hyperliquid Network on which transactions in HYPE are recorded.

“Board”—Board of Managers of the Sponsor, which, as of May 4, 2026, manages and directs the affairs of the Sponsor, through authority delegated from the board of directors of Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025 to, but not including, October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026, any references to the “Board” refer to the board of managers of the Sponsor, unless the context otherwise requires.

“Cash Order”—An order for the creation or redemption of Shares pursuant to procedures facilitated by the Transfer Agent and pursuant to which a Liquidity Provider is engaged to facilitate the purchase or sale of HYPE. A Cash Order may be executed as either a Variable Fee Cash Order or an Actual Execution Cash Order. Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations and redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders.

“Creation Basket”—Basket of Shares issued by the Trust upon deposits of the Basket Amount required for each such Creation Basket.

“Creation Time”—With respect to the creation of any Shares by the Trust, the time at which the Trust creates such Shares.

“Custodial Services”—The services of the Custodian that provide for: (i) holding of the Trust’s HYPE in the Accounts; (ii) transfer of the Trust’s HYPE between the relevant Accounts; (iii) the deposit of HYPE from a public blockchain address into the respective account or accounts in which the Accounts are maintained; and (iv) the withdrawal of HYPE from the Accounts to a public blockchain address the Trust controls.

“Custodian”—Anchorage Digital Bank N.A.

“Custodian Agreement”—The Custodian Agreement, dated as of August 8, 2025, by and among the Trust, the Sponsor and the Custodian, that governs the Trust’s and the Sponsor’s use of the Custodial Services provided by the Custodian.

“Custodian Fee”—Fee payable to the Custodian for services it provides to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

“DCG”—Digital Currency Group, Inc.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell HYPE based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global trading platform market for the trading of HYPE, which consists of transactions on electronic Digital Asset Trading Platforms.

“DSTA”—The Delaware Statutory Trust Act, as amended.

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of GSO.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a consolidated subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of DCG.

“HYPE”—HYPE tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Hyperliquid Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Hyperliquid Network”—A layer 1 blockchain optimized for trading that has a fully on-chain central limit order book and uses a proof-of-stake consensus mechanism to validate transactions. See “Business—Overview of the Hyperliquid Industry and Market” in our Registration Statement on Form S-1.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of HYPE and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—The CoinDesk Hyperliquid Benchmark Extended Rate.

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended from time to time.

“Index Price”—The U.S. dollar value of a HYPE token derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Business—Overview of the Hyperliquid Industry and Market—The Index and the Index Price” in our Registration Statement on Form S-1 for a description of how the Index Price is calculated.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index.

“In-Kind Order”—An order for the creation or redemption of Shares pursuant to which the Authorized Participant (or its AP Designee) will deliver or receive HYPE directly from the Trust’s Vault Balance.

“IR Virtual Currency”—Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“Liquidity Engager”— Grayscale Investments Sponsors, LLC, acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of HYPE in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which GSIS, acting in its capacity as the Liquidity Engager, will engage in HYPE transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Sponsor, on behalf of the Trust, dated October 22, 2025, with Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NASDAQ”—Nasdaq Stock Market, LLC.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Business—Valuation of HYPE and Determination of NAV” in our Registration Statement on Form S-1. See also “Business—Investment Objective” in our Registration Statement on Form S-1 for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Business—Valuation of HYPE and Determination of NAV” in our Registration Statement on Form S-1.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent that provides the procedures for the creation and redemption of Baskets.

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis.

“Redemption Basket”—Basket of Shares redeemed by the Trust upon distribution or disposition of the Basket Amount required for each such Redemption Basket.

“Redemption Time”—With respect to the redemption of any Shares by the Trust, the time at which the Trust redeems such Shares.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NASDAQ.

“Settlement Balance”—An account controlled and maintained by the Custodian to which cash and digital assets of the Trust are credited on the Trust’s behalf.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Sponsor”—Grayscale Investments Sponsors, LLC.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent Fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

“Sponsor’s Fee”—A fee, payable in HYPE, which accrues daily in U.S. dollars at an annual rate of 0.29% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

“Sponsor’s Staking Fee”—In addition to the Sponsor’s Fee, as partial consideration for the Sponsor’s facilitation of Staking, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect thereto, a portion of the staking rewards payable to the Sponsor in HYPE (or, if applicable, in the form of any Other Staking Consideration), which accrues daily in U.S. dollars in an amount calculated as a per annum percentage of any Staking Consideration received by the Trust, as may be directed by the Sponsor in its sole discretion. The Sponsor’s Staking Fee is payable to the Sponsor daily in arrears. As of the date hereof, the Sponsor’s Staking Fee, the Custodian’s fee and the Staking Provider’s share of such Staking Consideration comprises an aggregate of 25% of the gross Staking Consideration generated under the Staking Arrangements. The Trust will receive and retain the remainder of such gross Staking Consideration.

“Staking”— (i) Using, or permitting to be used, in any manner, through an agent or otherwise (including, for the avoidance of doubt, through a delegation of rights to any third party with respect to any portion of the Trust Estate, by making any portion of the Trust Estate available to any third party or by entering into any similar arrangement with a third party), any portion of the Trust Estate in a proof-of-stake validation protocol, (ii) accepting any Staking Consideration, (iii) holding any Other Staking Consideration accepted by the Trust pursuant to clause (ii), for not more than 30 days after the Trust’s receipt thereof, pending the use of such Other Staking Consideration for payment of Additional Trust Expenses or distribution to the Shareholders and (iv) any financing arrangement or other mechanism utilized by the Sponsor, on behalf of the Trust, in connection with Redemption Orders to manage HYPE liquidity constraints arising from activities described in the preceding clauses. For the avoidance of doubt, (i) the mere act of transferring units of virtual currency on a peer-to-peer virtual currency network that utilizes a proof-of-stake validation protocol shall not be considered to be “Staking” and (ii) “Staking” shall include any related activity contemplated by a Tax Ruling, an opinion or Tax Guidance, in each case, described in the definition of Staking Condition (and, in the case of a Tax Ruling, that is described in the private letter ruling request (as supplemented from time to time) submitted to the U.S. Internal Revenue Service in connection therewith).

“Staking Condition”—With respect to a particular form of Staking, the condition that (i) (x) engaging in such form of Staking should not cause the Trust to be treated as other than a grantor trust for U.S. federal income tax purposes and (y) the Trust shall have received (1) a written opinion from a Tax Advisor or (2) a Tax Ruling, in each case, to that effect or (ii) such form of Staking is confirmed in Tax Guidance to be a permissible undertaking by a grantor trust. As of the date of this filing, the Staking Condition has been satisfied as to the particular form of Staking described in the Trust’s Quarterly Report, as amended from time to time, and the Sponsor intends to cause the Trust to engage in Staking as described therein. The Sponsor may in the future modify the form of Staking in which the Trust engages, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect to any such modified form of Staking, and subject to compliance with any additional requirements that may arise in connection with satisfaction of the Staking Condition with respect thereto.

“Staking Consideration”—Any consideration of any kind whatsoever, including, but not limited to, any staking reward paid in fiat currency or paid in kind, in exchange for using, or permitting to be used, any portion of the Trust Estate as described in clause (i) of the definition of “Staking.”

“Tax Advisor”—An independent law firm that is recognized as being expert in tax matters.

“Tax Guidance”—Any tax guidance that is issued by the U.S. Internal Revenue Service or the U.S. Department of the Treasury and on which taxpayers may rely.

“Tax Ruling”—A binding ruling issued by the U.S. Internal Revenue Service.

“Transfer Agent”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Trust”—Grayscale Hyperliquid Staking ETF, a Delaware statutory trust, formed on January 8, 2026 under the DSTA and pursuant to the Trust Agreement. On May 26, 2026, the Trust changed its name from Grayscale HYPE ETF to Grayscale Hyperliquid Staking ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA.

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement, dated as of May 22, 2026, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1, and as the same may be further amended from time to time.

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“Trust Estate”—Without duplication, (i) all the HYPE in the Trust’s accounts, including the HYPE Account, (ii) all Incidental Rights held by the Trust, (iii) all IR Virtual Currency in the Trust’s accounts, (iv) all Other Staking Consideration held by the Trust, (v) all proceeds from the sale of HYPE, Incidental Rights, IR Virtual Currency and Other Staking Consideration pending use of such cash for payment of Additional Trust Expenses or distribution to the Shareholders and (vi) any rights of the Trust pursuant to any agreements, other than this Trust Agreement, to which the Trust is a party.

“Vault Balance”—A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s HYPE on the Trust’s behalf.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Hyperliquid Staking ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 7, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.