Form 10-Q
period 2026-09-30
Grayscale Hyperliquid Staking ETF
filed 2026-11-10
CIK 2107730

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale Hyperliquid Staking ETF Shares	HYPG	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of Shares of the registrant outstanding as of November 6, 2026: 6,470,000

Grayscale® HYPERLIQUID staking ETF

Table of Contents

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3

	Statement of Assets and Liabilities at September 30, 2026	3

	Schedule of Investment at September 30, 2026	4

	Statement of Operations for the Three Months Ended September 30, 2026 and the Period from June 3, 2026 (the Commencement of the Trust's Operations) to September 30, 2026	5

	Statement of Changes in Net Assets for the Three Months Ended September 30, 2026 and the Period from June 3, 2026 (the Commencement of the Trust's Operations) to September 30, 2026	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE HYPERLIQUID STAKING ETF

STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

September 30, 2026(1)
Assets:
Investment in HYPE, at fair value (cost $145,164 as of September 30, 2026)	$196,887
Total assets	$196,887
Liabilities:
Sponsor’s Staking Fee payable, related party	$71
Sponsor’s Fee payable, related party	-
Total liabilities	71
Net assets	$196,816
Shares issued and outstanding, no par value (unlimited Shares authorized)	6,270,000
Principal Market NAV per Share	$31.39

(1)
No comparative financial statements have been provided as the Trust’s operations commenced on June 3, 2026.

See accompanying notes to the unaudited financial statements.

GRAYSCALE HYPERLIQUID STAKING ETF

SCHEDULE OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of HYPE and percentages)

September 30, 2026(1)
	Quantity of HYPE	Cost	Fair Value(2)	% of Net Assets
Investment in HYPE	2,219,189.84951375	$145,164	$196,887	100%
Total Investment		$145,164	$196,887	100%
Liabilities in Excess of Other Assets			$(71)	0%
Net assets			$196,816	100%
(1)
No comparative financial statements have been provided as the Trust’s operations commenced on June 3, 2026.
(2)
Investment in HYPE includes $177,506 of staked HYPE at September 30, 2026.

See accompanying notes to the unaudited financial statements.

GRAYSCALE HYPERLIQUID STAKING ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30, 2026	June 3, 2026 (the Commencement of the Trust's Operations) to September 30, 2026
Investment income:
Staking Reward Income	$741	$771
Investment income	-	-
Total Investment income	$741	$771
Expenses:
Sponsor's Staking Fee, related party	$156	$162
Sponsor’s Fee, related party	107	114
Net expenses	263	276
Net investment income	478	495
Net realized and unrealized gain from:
Net realized loss from:
HYPE sold to pay expenses	21	21
HYPE sold for income distribution	13	13
HYPE sold for redemption of Shares	(298)	(298)
Net realized loss	(264)	(264)
Net change in unrealized appreciation/depreciation	48,082	51,721
Net realized and unrealized gain	47,818	51,457
Net increase in net assets resulting from operations	$48,296	$51,952

See accompanying notes to the unaudited financial statements.

GRAYSCALE HYPERLIQUID STAKING ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30, 2026	June 3, 2026 (the Commencement of the Trust's Operations) to September 30, 2026
Increase in net assets from operations:
Net investment income	$478	$495
Net realized loss	(264)	(264)
Net change in unrealized appreciation/depreciation	48,082	51,721
Net increase in net assets resulting from operations	48,296	51,952
Increase in net assets from capital share transactions:
Shares issued	23,982	146,928
Shares redeemed	(2,195)	(2,195)
Net increase in net assets resulting from capital share transactions	21,787	144,733
Decrease in net assets from distributions to shareholders:
Distributions to shareholders	(369)	(369)
Total increase in net assets	69,714	196,316
Net assets:
Beginning of period	127,102	500
End of period	$196,816	$196,816
Change in Shares outstanding:
Shares outstanding at beginning of period	5,490,000	20,000
Shares issued	890,000	6,360,000
Shares redeemed	(110,000)	(110,000)
Net increase in Shares	780,000	6,250,000
Shares outstanding at end of period	6,270,000	6,270,000

See accompanying notes to the unaudited financial statements.

GRAYSCALE HYPERLIQUID STAKING ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Hyperliquid Staking ETF (the “Trust”) is a Delaware Statutory Trust that was formed on January 8, 2026 and commenced operations on June 3, 2026. The Trust’s investment objective is for the value of the Shares (based on the HYPE per Share) to reflect the value of the Hyperliquid tokens (“HYPE”) held by the Trust and to reflect rewards from Staking a portion of the Trust’s HYPE, less the Trust’s expenses and other liabilities. Staking on the Hyperliquid Network refers to the use of HYPE, or the permission for HYPE to be used through an agent or otherwise, in the Hyperliquid Network’s proof-of-stake validation protocol in exchange for the receipt of staking rewards paid in kind (“Staking”). The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain Authorized Participants (as defined herein) in exchange for HYPE.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on June 2, 2026 and the Shares were listed and began trading on The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol “HYPG” on June 3, 2026 (the “Uplisting Date”).

On June 2, 2026, the Grayscale Investments Sponsors, LLC (in such capacity, the “Seed Capital Investor”), purchased 20,000 Shares at a per-Share price of $25.00 (the “Seed Baskets”), for total proceeds to the Trust of $500,000. Grayscale Investments Sponsors, LLC did not receive from the Trust, or any of its affiliates, any fee or other compensation in connection with the initial seed sale.

Grayscale Investments Sponsors, LLC, the sponsor of the Trust (“GSIS” or the “Sponsor”), is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), The Bank of New York Mellon is the transfer agent (in such capacity, the “Transfer Agent”) and the administrator (in such capacity, the “Administrator”) of the Trust, Continental Stock Transfer & Trust Company is the co-transfer agent of the Trust (the “Co-Transfer Agent”), Anchorage Digital Bank N.A. is the custodian of the Trust (the “Custodian”), BitGo Bank & Trust, National Association (the “Additional Custodian”) is an available alternative custodian of the Trust, and Foreside Fund Services, LLC is the marketing agent of the Trust (the “Marketing Agent”).

On June 3, 2026, Shares of the Trust began trading on NASDAQ following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-294493). The Trust’s trading symbol on NASDAQ is “HYPG” and the CUSIP number for its Shares is 389936105.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2026 and results of operations for the three months ended September 30, 2026 and the period from June 3, 2026 (the commencement of the Trust's operations) to September 30, 2026 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements as of April 22, 2026 included in our Registration Statement on Form S-1.

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

Cash and Cash Equivalents

Generally, the Trust does not intend to hold cash, except in connection with cash orders for creations or redemptions of Baskets and distributions to shareholders related to staking activities. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (the “Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for HYPE in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that HYPE is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives HYPE in connection with a creation order from the Authorized Participant (or a service provider that facilitates the purchase of HYPE in connection with the creation of Baskets, i.e., “Liquidity Provider”) and does not itself transact on any Digital Asset Markets (as defined herein). Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

The Trust recognizes staking rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the written arrangements (the “Staking Arrangements”) with the Custodian and one or more third party staking providers (each, a “Staking Provider”), the validator (e.g., the Custodian or other staking provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of HYPE), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Hyperliquid protocol, net of a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”).

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations. Staking rewards are received in HYPE, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch), in accordance with ASC 606.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Assets
Investment in HYPE	$196,887	$196,887	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statement of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor’s Fee, related party, and Sponsor’s Staking Fee, related party, are included in the accompanying Statements of Operations.

3. Fair Value of HYPE

HYPE is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2026, the Trust held 2,219,189.84951375 HYPE.

The Trust determined the fair value per HYPE to be $88.72 on September 30, 2026, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market (as defined herein) considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of HYPE and the respective fair value:

(Amounts in thousands, except HYPE amounts)	Quantity	Fair Value
Balance at June 3, 2026 (the Commencement of the Trust's Operations)	7,070.13574661	$500
HYPE contributed	2,248,870.42710163	146,928
HYPE redeemed	(38,934.43301448)	(2,195)
HYPE distributed to shareholders	(5,533.05281857)	(369)
Staking Reward Income	10,797.43457516	771
HYPE distributed for expenses	(3,080.66207660)	(205)
Net change in unrealized appreciation/depreciation	-	51,721
Net realized loss	-	(264)
Balance at September 30, 2026	2,219,189.84951375	$196,887

4. Distributions to Shareholders

The Trust makes periodic cash distributions to shareholders from the net proceeds of staking rewards (the “Distribution Rewards Amount”), which represent gross staking rewards generated under the Staking Arrangements, net of the Validator Fees and the Sponsor’s Staking Fee. The Sponsor engages a Liquidity Provider to convert such amounts into U.S. dollars by reference to the Index Price at such time, with the net proceeds distributed to shareholders. Distributions are made pursuant to the Sponsor’s staking policy, and the timing and amount of any such distributions are subject to the Sponsor’s discretion and applicable requirements under the Trust Agreement.

During the three months ended September 30, 2026, the Trust made cash distributions to shareholders derived from HYPE received as staking rewards under the Staking Arrangements, including $163,424, or $0.029079 per Share on August 5, 2026, and $205,312, or $0.033713 per Share on September 4, 2026, for aggregate distributions of $368,736, or $0.062792 per Share. The distributions reduced the Trust’s HYPE holdings through the sale of HYPE to generate cash.

5. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of HYPE to the Trust or the distribution of HYPE by the Trust. The amount of HYPE required for each Basket of Shares issued by the Trust (“Creation Basket”) or the amount of HYPE for each Basket of Shares redeemed by the Trust (“Redemption Basket”) is determined by dividing (x) the amount of HYPE owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of HYPE representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.3538 of one HYPE at September 30, 2026.

As of the date of this Report, Authorized Participants may submit orders to create or redeem Shares through transactions that are referred to as “cash orders” or “in-kind orders”, in accordance with the agreements with Authorized Participants.

	Three Months Ended September 30, 2026	June 3, 2026 (the Commencement of the Trust's Operations) to September 30, 2026
Activity in Number of Shares Issued and Redeemed:
Shares issued	890,000	6,360,000
Shares redeemed	(110,000)	(110,000)
Net Change in Number of Shares Issued and Redeemed	780,000	6,250,000

(Amounts in thousands)	Three Months Ended September 30, 2026	June 3, 2026 (the Commencement of the Trust's Operations) to September 30, 2026
Activity in Value of Shares Issued and Redeemed:
Shares issued	$23,982	$146,928
Shares redeemed	(2,195)	(2,195)
Net Change in Value of Shares Issued and Redeemed	$21,787	$144,733

6. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s net assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the period from June 3, 2026 (the commencement of the Trust's operations) to September 30, 2026, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2026.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2026: Digital Currency Group, Inc. (“DCG”), Grayscale Operating, LLC (“GSO”), GSIS, and Grayscale Securities, LLC. As of September 30, 2026, 30,422 Shares of the Trust were held by related parties of the Trust.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.29% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in HYPE daily in arrears. The amount of HYPE payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of HYPE used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of HYPE is determined by reference to the global trading platform market for the trading of HYPE (“Digital Asset Trading Platform Market”) that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right which are incident to the Trust’s ownership of HYPE and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust (“Incidental Rights”) or any virtual currency token, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right (“IR Virtual Currency”) as of September 30, 2026. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended September 30, 2026 and the period from June 3, 2026 (the commencement of the Trust's operations) to September 30, 2026.

Effective June 3, 2026, and pursuant to the Staking Arrangements, the Custodian and the applicable Staking Provider are entitled to receive a portion of the gross staking rewards generated thereunder, representing the Validator Fees, with the remaining staking rewards received by the Trust. The Sponsor is entitled to receive a fee equal to a portion of the staking rewards, payable in HYPE, which accrues daily in U.S. dollars and is calculated as a per annum percentage of the staking rewards received by the Trust, as directed by the Sponsor in its sole discretion (the “Sponsor’s Staking Fee”). The Sponsor’s Staking Fee is payable daily in arrears. The Sponsor’s Staking Fee and the Validator Fees together represent an aggregate of 25% of the gross staking rewards generated under the Staking Arrangements. A portion of the gross staking rewards is paid to non-related parties and the Trust receives and retains the remainder of such gross staking rewards.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”); printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw HYPE from a segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s HYPE on the Trust’s behalf (“Vault Balance”) in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such HYPE into U.S. dollars or other fiat currencies at the price per single unit of such HYPE, determined net of any associated fees, at which the Trust is able to sell such HYPE for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price (“Actual Exchange Rate”) or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such HYPE in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

For the three months ended September 30, 2026, the Trust incurred Sponsor’s Fees of $107,844. For the period from June 3, 2026 (the commencement of the Trust's operations) to September 30, 2026, the Trust incurred Sponsor’s Fees of $114,195. As of September 30, 2026, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended September 30, 2026 and the period from June 3, 2026 (the commencement of the Trust's operations) to September 30, 2026, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

For the three months ended September 30, 2026, the Trust incurred Sponsor’s Staking Fees of $155,914. For the period from June 3, 2026 (the commencement of the Trust's operations) to September 30, 2026, the Trust incurred Sponsor’s Staking Fees of $162,278.

On June 2, 2026, the Sponsor (in such capacity, the “Seed Capital Investor”), purchased 20,000 Shares at a per-Share price of $25.00 (the “Seed Baskets”), for total proceeds to the Trust of $500,000. The Sponsor did not receive from the Trust, or any of its affiliates, any fee or other compensation in connection with the initial seed sale.

8. Concentration Risk

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30, 2026	June 3, 2026 (the Commencement of the Trust's Operations) to September 30, 2026(1)(2)
Per Share Data:
Principal Market NAV, initial creation	$23.15	$25.00
Net increase in net assets from investment operations:
Net investment income	0.08	0.10
Net realized and unrealized gain	8.16	6.29
Net increase in net assets resulting from operations	8.24	6.39
Principal Market NAV, end of period	$31.39	$31.39
Total return	35.59%	25.56%
Ratios to average net assets:
Net investment income	1.28%	1.26%
Total expenses	-0.71%	-0.70%
Net expenses after fees waived	-0.71%	-0.70%

(1)
Represents the Seed Baskets.
(2)
Total return represents the change from the Principal Market NAV per Share of the Seed Baskets to the period end Principal Market NAV per share. The weighted average NAV per Share of non-seed creations during the period was $23.10, which would represent a total return of 35.88%.

Ratios of net investment income and expenses to average net assets have been annualized.

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

10. Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian and Additional Custodian, as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard.

11. Subsequent Events

On October 6, 2026, the Trust made a cash distribution (the “October Distribution”) to shareholders derived from HYPE received as staking rewards under the Staking Arrangements. The October Distribution totaled $251,103, or $0.038395 per Share, and was declared with an ex-dividend date and record date of October 5, 2026, and payable on October 6, 2026. On November 4, 2026, the Trust made a cash distribution (the “November Distribution”) to shareholders derived from HYPE received as staking rewards under the Staking Arrangements. The November Distribution totaled $230,850 or $0.035625 per Share, and was declared with an ex-dividend date and record date of November 3, 2026, and payable on November 4, 2026. The distributions reduced the Trust’s HYPE holdings through the sale of HYPE to generate cash.

On November 5, 2026, the Sponsor, on behalf of the Trust, and Grayscale Securities, LLC (the “Advertising Review and Filing Agent”), an affiliate of the Sponsor, entered into an advertising review and filing agent agreement (the “Advertising Review and Filing Agent Agreement”), pursuant to which, effective November 5, 2026, the Advertising Review and Filing Agent reviews and approves marketing materials for compliance with applicable SEC and Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising rules, files applicable marketing materials with FINRA, and provides certain additional marketing-related services. The fees of the Advertising Review and Filing Agent under the Advertising Review and Filing Agent Agreement are paid on behalf of the Trust by the Sponsor.

Also on November 5, 2026, the Sponsor, on behalf of the Trust, and the Marketing Agent entered into Amendment No. 4 (the “Marketing Agent Amendment”) to the Marketing Agent Agreement, dated as of October 22, 2025 (as amended, the “Marketing Agent Agreement”). Pursuant to the Marketing Agent Amendment, effective November 5, 2026, the Marketing Agent no longer reviews marketing materials or files marketing materials with FINRA on behalf of the Trust. The Marketing Agent continues to provide its other services under the Marketing Agent Agreement, including working with the Transfer Agent to review and approve orders placed by Authorized Participants for the creation or redemption of Baskets.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Unless otherwise stated, the terms “we,” “our” and “us” in this Report refer to Grayscale Investments Sponsors, LLC (the “Sponsor”) acting on behalf of the Trust. Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as changes in prices and market conditions (for HYPE and the Shares), the operations of the Trust, the plans of the Sponsor and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Hyperliquid tokens (“HYPE”), the native digital asset of an online, permissionless network that uses a proof-of-stake consensus mechanism to validate transactions (the “Hyperliquid Network”), and, from time to time, issues blocks of 10,000 common units of fractional undivided beneficial interest in, and ownership of, the Trust (each such unit, a “Share,” and collectively, the “Shares”; each such block, a “Basket”) to certain eligible financial institutions that are registered broker-dealers, have entered into agreements with the Trust and the Sponsor concerning the creation and redemption of Shares, and each own a digital wallet address that is known to the Custodian as belonging to the financial institution or a Liquidity Provider (each, an “Authorized Participant”) in exchange for deposits of HYPE. On June 2, 2026, in connection with the approval of application under the Generic Listing Standards and the effectiveness of the registration statement on Form S-1, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on The Nasdaq Stock Market LLC (“NASDAQ”) on June 3, 2026, following the effectiveness of the Trust’s registration statement on Form S-1. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on the HYPE per Share) to reflect the value of the HYPE held by the Trust, including HYPE earned as Staking Consideration (as defined below), determined by reference to the U.S. dollar value of HYPE derived from the digital asset trading platforms reflected in the CoinDesk Hyperliquid Benchmark Rate (the “Index”), calculated at 4:00 p.m., New York time, on each business day (the “Index Price”), less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in HYPE, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to HYPE. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Staking

On June 3, 2026, the Trust began, using, or permitting to be used, a portion of its HYPE in the Hyperliquid Network’s proof-of-stake validation protocol (“Staking”) pursuant to staking arrangements with Anchorage Digital Bank N.A. (the “Custodian”) and certain third-party staking providers and earns consideration in exchange for Staking, currently in the form of additional HYPE (“Staking Consideration”). The amount of Staking Consideration received by the Trust is influenced by factors including Hyperliquid Network conditions, protocol-level reward rates, and the portion of the Trust’s HYPE that is staked, and the Trust does not expect Staking Consideration to be earned at a consistent rate. Staking also introduces operational and liquidity considerations, including that staked HYPE may be inaccessible for a period of time required to un-stake and withdraw HYPE under Hyperliquid Network protocols and the Trust’s dependence on third-party staking providers for the execution of staking activities.

Pursuant to the Trust’s staking arrangements and the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, as amended (the “Trust Agreement”), a portion of gross Staking Consideration is allocated to the Custodian and the applicable staking providers. A separate portion payable to the Sponsor for facilitating Staking accrues daily in U.S. dollars, is calculated as a per annum percentage of Staking Consideration received by the Trust and is payable in HYPE daily in arrears (the “Sponsor’s Staking Fee”). As of the date of this Report, the Sponsor’s Staking Fee, the Custodian’s fee and the applicable staking providers’ share comprise an aggregate of 25% of gross Staking Consideration generated under the Trust’s staking arrangements, with the remainder retained by the Trust. Staking Consideration retained by the Trust increases the Trust’s HYPE holdings, while distributions or sales of HYPE reduce the Trust’s HYPE holdings. The Trust is required under the Trust Agreement to convert Staking Consideration held by the Trust to cash no less often than quarterly and promptly distribute the cash proceeds, net of the Sponsor’s Staking Fee and other applicable Trust expenses, to shareholders. The Trust currently intends to make such distributions on a monthly, but no less than quarterly, basis. The amount of future distributions will depend on the Staking Consideration received by the Trust and applicable deductions and therefore cannot be predicted with certainty.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of HYPE by the Trust in connection with Share creations and the delivery of HYPE by the Trust in connection with Share redemptions or for payment of expenses in HYPE. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including transfers of HYPE to satisfy the Trust’s obligation to pay the Sponsor a fee that accrues daily in U.S. dollars at an annual rate of 0.29% of the aggregate value of the Trust’s assets, less its liabilities, as calculated and published by the Sponsor, and is payable in HYPE daily in arrears (the “Sponsor’s Fee”).

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

For purposes of this Report, a “Digital Asset Market” is a Brokered Market, Dealer Market, Principal-to-Principal Market or Exchange Market, each as defined in the FASB ASC Master Glossary. An Exchange Market is referred to as a “Trading Platform Market” in this Report. The Trust receives HYPE only in connection with a creation order from an Authorized Participant or an unaffiliated service provider that facilitates the purchase or sale of HYPE in connection with creations or redemptions of Baskets (a “Liquidity Provider”) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. Authorized Participants and Liquidity Providers may transact in Digital Asset Markets.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended September 30, 2026 and the Period from June 3, 2026 (the Commencement of the Trust's Operations) to September 30, 2026

(All amounts in the following table and the subsequent paragraphs, except Share, HYPE and price of HYPE amounts, are in thousands)

	Three Months Ended September 30, 2026	June 3, 2026 (the Commencement of the Trust's Operations) to September 30, 2026
Net realized and unrealized gain	$47,818	$51,457
Net increase in net assets resulting from operations	$48,296	$51,952
Net assets(1)	$196,816	$196,816

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of HYPE on an electronic marketplace where participants may trade, buy and sell HYPE based on bid-ask trading (a “Digital Asset Trading Platform”) that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain for the three months ended September 30, 2026 was $47,818, which includes a realized gain of $21 on the transfer of HYPE to pay expenses, a realized loss of ($298) on the sale of HYPE to meet redemptions, a realized gain of $13 on the sale of HYPE for distributions to shareholders, and net change in unrealized appreciation/depreciation of $48,082. Net realized and unrealized gain for the period was driven by HYPE price appreciation from $65.47 per HYPE as of June 30, 2026, to $88.72 per HYPE as of September 30, 2026. Net increase in net assets resulting from operations was $48,296 for the three months ended September 30, 2026, which consisted of the net realized and unrealized gain, and the net investment income of $478. Net assets increased to $196,816 at September 30, 2026, a 55% increase for the three-month period. The increase in net assets resulted from the aforementioned HYPE price appreciation, the contribution of approximately 314,829 HYPE with a value of $23,982 to the Trust in connection with Share creations during the period and the contribution of approximately 10,341 HYPE with a value of $741 in connection with Staking Rewards, partially offset by the redemption of approximately 38,934 HYPE with a value of $2,195 from the Trust, the sale of approximately 5,533 HYPE with a value of $369 from the Trust for distributions to shareholders, the withdrawal of approximately 1,508 HYPE to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 1,400 HYPE to pay the foregoing Sponsor’s Staking Fee and the payable of approximately 773 HYPE to pay the foregoing Sponsor’s Staking Fee.

Net realized and unrealized gain for the period from June 3, 2026 (the commencement of the Trust's operations) to September 30, 2026 was $51,457, which includes a realized gain of $21 on the transfer of HYPE to pay expenses, a realized loss of ($298) on the sale of HYPE to meet redemptions, a realized gain of $13 on the sale of HYPE for distributions to shareholders, and net change in unrealized appreciation/depreciation of $51,721. Net realized and unrealized gain for the period was driven by HYPE price appreciation from $73.36 per HYPE as of June 3, 2026, to $88.72 per HYPE as of September 30, 2026. Net increase in net assets resulting from operations was $51,952 for the period from June 3, 2026 (the commencement of the Trust's operations) to September 30, 2026, which consisted of the net realized and unrealized gain, and the net investment income of $495. Net assets increased to $196,816 at September 30, 2026. The increase in net assets resulted from the aforementioned HYPE price appreciation, the contribution of approximately 2,248,870 HYPE with a value of $146,928 to the Trust in connection with Share creations during the period and the contribution of approximately 10,797 HYPE with a value of $771 in connection with Staking Rewards, partially offset by the redemption of approximately 38,934 HYPE with a value of $2,195 from the Trust, the sale of approximately 5,533 HYPE with a value of $369 from the Trust for distributions to shareholders, the withdrawal of approximately 1,605 HYPE to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 1,475 HYPE to pay the foregoing Sponsor’s Staking Fee and the payable of approximately 773 HYPE to pay the foregoing Sponsor’s Staking Fee.

Cash Resources and Liquidity

The Trust receives and holds cash only to facilitate (i) creation or redemption orders effected through cash transactions (“Cash Orders”) and (ii) distributions to shareholders related to staking activities, and otherwise has not had or maintained a cash balance since the commencement of operations. When selling HYPE in the Digital Asset Market on behalf of the Trust to pay expenses incurred by the Trust in addition to the Sponsor’s Fee that the Sponsor is not obligated to assume, the Sponsor endeavors to sell the exact amount of HYPE needed to pay expenses in order to minimize the Trust’s holdings of assets other than HYPE. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expenses of the Trust during the periods covered by this Report were the Sponsor’s Fee and Sponsor’s Staking Fee.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

As of September 30,
2026
Price of HYPE on principal market	$88.72
Principal Market NAV per Share(1)	$31.39
Principal Market NAV(1)	$196,815,755
Index Price	$88.70
NAV per Share(2)	$31.38
NAV(2)	$196,771,387

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of HYPE based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of September 30, 2026 were Bitfinex, Bitget, Bitstamp by Robinhood, Bybit, CEX.IO, Gate, Gemini, Kraken, KuCoin, and OKX. See “Business—Overview of the Hyperliquid Industry and Market—The Index and the Index Price” in our Registration Statement on Form S-1 for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from June 3, 2026 (the commencement of the Trust’s operations) to September 30, 2026. For more information on the determination of the Trust’s NAV, see “Business—Overview of the Hyperliquid Industry and Market—The Index and the Index Price” in our Registration Statement on Form S-1.

The following table illustrates the movements in the Index Price from June 3, 2026 (the commencement of the Trust’s operations) to September 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of September 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
June 3, 2026 (the Commencement of the Trust’s Operations) to September 30, 2026	$69.71	$96.26	9/22/2026	$52.05	8/1/2026	$88.70	$88.70

The following table illustrates the movements in the Digital Asset Market price of HYPE, as reported on the Trust’s principal market, from June 3, 2026 (the commencement of the Trust’s operations) to September 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
June 3, 2026 (the Commencement of the Trust’s Operations) to September 30, 2026	$69.71	$96.29	9/22/2026	$52.03	8/1/2026	$88.72	$88.72

Effective June 3, 2026, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NASDAQ. The following chart sets out the historical closing prices for the Shares as reported by NASDAQ and the Trust’s NAV per Share from June 3, 2026 to September 30, 2026.

HYPG Premium/(Discount): HYPG Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NASDAQ divided by the Trust’s NAV per Share from June 3, 2026 to September 30, 2026.

HYPG Premium/(Discount): HYPG Share Price vs. NAV per Share (Non-GAAP) (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Amended and Restated Declaration of Trust and Trust Agreement, dated as of May 22, 2026, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1, and as the same may be further amended from time to time (the “Trust Agreement”), does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended September 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of HYPG Redeemed	Average Price Paid per Share of HYPG(1)
July 1, 2026 - July 31, 2026	60,000	$20.50
August 1, 2026 - August 31, 2026	50,000	19.29
September 1, 2026 - September 30, 2026	-	-
Total	110,000	$19.95
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
10.1†

Amended and Restated BitGo Custodial Services Agreement, dated as of June 5, 2026, by and between BitGo Bank & Trust, National Association and the entities listed on Schedule B thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on October 5, 2026).

10.2†

Amendment to Amended and Restated BitGo Custodial Services Agreement, dated as of September 30, 2026, by and between BitGo Bank & Trust, National Association and the Trust, adding Grayscale Hyperliquid Staking ETF as a party (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Registrant on October 5, 2026).

10.3†	Amendment No. 4 to the Marketing Agent Agreement, dated as of November 5, 2026, between the Sponsor and Foreside Fund Services, LLC.

10.4†

Advertising Review and Filing Agent Agreement, dated as of November 5, 2026, by and between each entity listed on Appendix I thereto, Grayscale Investments Sponsors, LLC, and Grayscale Securities, LLC.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

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

† *

Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the Registrant treats as private or confidential.

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

Date: November 10, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.